Form 10-Q
period 1995-06-30
AUTOMOBILE CREDIT FINANCE V INC
filed 1995-08-08
CIK 916939

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


                         OF THE SECURITIES ACT OF 1934


 For the quarter ended:                                 Commission File Number:
 June 30, 1995                                                        033-73768
 -------------                                                        ---------


                       AUTOMOBILE CREDIT FINANCE V, INC.
                       ---------------------------------
             (Exact name of Registrant as specified in its charter)


 Texas                                                             75-2512946
 -----                                                             ----------
 (State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                           Identification No.)


 700 North Pearl, Suite 400, Plaza of the Americas, North Tower, Lock Box 401,
--------------------------------------------------------------------------------
                              Dallas, Texas 75201
                              -------------------
             (Address and zip code of principal executive offices)


                                 (214) 965-6000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                     ---       ---


                                                                       Number of Shares Outstanding
 Class                                                                       at July 31, 1995
 -----                                                                       ----------------
 Common Stock, $1.00 par value                                                    1,000

                          PART I-FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       AUTOMOBILE CREDIT FINANCE V, INC.
                            CONDENSED BALANCE SHEETS

 ASSETS                                                                      June 30, 1995            September 30, 1994
                                                                             -------------            ------------------
                                                                               (Unaudited)
 Contract receivables, net                                                     $11,396,000                   $14,213,000

 Cash and cash equivalents                                                         883,000                        24,000

 Vehicles held for resale                                                          308,000                       192,000

 Due from (to) related party                                                      (93,000)                        85,000

 Deferred note offering costs,
      net of amortization of $637,000
      and $216,000, respectively                                                 1,267,000                     1,688,000


 Loan origination costs,
      net of amortization of $416,000
      and $170,000, respectively                                                   255,000                       367,000

 Other assets                                                                     (26,000)                         7,000
                                                                  ------------------------            ------------------


 Total assets                                                                  $13,990,000                   $16,576,000
                                                                  ========================            ==================

 LIABILITIES AND CAPITAL DEFICIT


 Notes payable to investors                                                    $19,872,000                   $19,872,000

 Accounts payable                                                                   78,000                        68,000

 Accrued investor interest                                                        199,000                        199,000
                                                                  ------------------------            ------------------


 Total liabilities                                                              20,149,000                    20,139,000

 CAPITAL DEFICIT


 Common stock, $1.00 par value, 50,000
      shares authorized, 1,000 shares
      issued and outstanding                                                         1,000                         1,000

 Additional paid-in capital                                                          9,000                         9,000


 Accumulated deficit                                                           (6,169,000)                   (3,573,000)
                                                                  ------------------------            ------------------

 Total capital deficit                                                         (6,159,000)                   (3,563,000)
                                                                  ------------------------            ------------------


 Total liabilities and capital deficit                                         $13,990,000                   $16,576,000
                                                                  ========================           ===================


                             See accompanying notes

                       AUTOMOBILE CREDIT FINANCE V, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Nine Months                        Inception
                                                                               Ended                             Through
                                                                          June 30, 1995                    June 30, 1994
                                                                          -------------                    -------------
                                                                                                     (restated - Note 4)
 Interest revenue (net of loan origination cost
      amortization of $247,000 and $42,000,
      respectively)                                                          $2,953,000                         $834,000

 Interest expense (including deferred offering
      cost amortization of $421,000 and
      $103,000, respectively)                                                 2,209,000                          562,000
                                                                   --------------------               ------------------

 Net interest income                                                            744,000                          272,000

 Provision for credit losses                                                  1,760,000                        1,748,000
                                                                   --------------------               ------------------


 Net interest loss after provision for
      credit losses                                                         (1,016,000)                      (1,476,000)

 General and administrative expenses                                          1,580,000                          426,000
                                                                   --------------------               ------------------


 Net loss                                                                  $(2,596,000)                     $(1,902,000)
                                                                   ====================               ==================



                                                                 Three Months                 Three Months
                                                                    Ended                         Ended
                                                                June 30, 1995                June 30, 1994
                                                                -------------                -------------
 Interest revenue (net of loan origination cost
      amortization of $75,000 and $39,000,
      respectively)                                                  $991,000                     $773,000


 Interest expense (including deferred offering
      cost amortization of $146,000 and,
      $99,000 respectively)                                           742,000                      544,000
                                                         --------------------           ------------------

 Net interest income                                                  249,000                      229,000


 Provision for credit losses                                          190,000                    1,410,000
                                                         --------------------           ------------------

 Net interest income (loss) after provision for
      credit losses                                                    59,000                  (1,181,000)


 General and administrative expenses                                  559,000                      381,000
                                                         --------------------           ------------------

 Net loss                                                          $(500,000)                 $(1,562,000)
                                                         ====================           ==================

                             See accompanying notes

                       AUTOMOBILE CREDIT FINANCE V, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                 Nine Months                   Inception
                                                                                    Ended                       Through
                                                                                June 30, 1995              June 30, 1994
                                                                                -------------              -------------
                                                                                                     (restated - Note 4)
 OPERATING ACTIVITIES:

 Net loss                                                                        $(2,596,000)               $(1,902,000)

 Adjustments to reconcile net loss to cash used in
   operations:
      Amortization of deferred offering cost                                          421,000                    103,000
      Amortization of loan origination cost                                           246,000                     42,000
      Increase in allowance for credit losses                                       1,760,000                  1,748,000

 Changes in assets and liabilities:
      Increase in related party balances                                              178,000                    843,000
      Decrease in other assets                                                         33,000                          -
      Increase in accounts payable and
         accrued interest                                                              10,000                    217,000
                                                                           ------------------            ---------------


 Cash provided by operations                                                           52,000                  1,051,000



 INVESTING ACTIVITIES:
 Purchase of contract receivables                                                 (5,302,000)               (19,649,000)
 Loan origination costs                                                             (134,000)                  (480,000)

 Principal payments on contract receivables,
    including proceeds from sales of vehicles                                       6,243,000                  1,394,000
                                                                           ------------------            ---------------


 Cash provided by (used in) investing activities                                      807,000               (18,735,000)



 FINANCING ACTIVITIES:
 Notes payable proceeds                                                                     -                 19,713,000
 Notes payable offering costs                                                               -                (1,890,000)
                                                                           ------------------            ---------------

 Cash provided by financing activities                                                      -                 17,823,000


 Change in cash and cash equivalents                                                  859,000                    139,000

 Cash and cash equivalents - beginning                                                 24,000                     10,000
                                                                           ------------------            ---------------

 Cash and cash equivalents - ending                                                  $883,000                   $149,000
                                                                           ==================            ===============

------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INFORMATION:


 Cash paid for interest                                                            $1,788,000                   $269,000
                                                                          ===================            ===============

                             See accompanying notes

                       AUTOMOBILE CREDIT FINANCE V, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  GENERAL INFORMATION

Automobile Credit Finance V, Inc. (the Company), is a Texas Corporation organized on November 30, 1993 by Search Capital Group, Inc. ("Search"), who owns 100% of the Company's common stock. The Company was established to purchase retail installment sales contracts created by Search to finance sales of used automobiles and light trucks.

The information presented herein includes adjustments which the Company management believes are necessary for fair presentation of its financial position and results of operations. Substantially all of the disclosures required for annual financial reports have been omitted. These interim financial statements and related notes are unaudited, and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1994.

Search and its wholly owned subsidiaries Automobile Credit Acceptance Corporation ("ACAC"), and Consumer-Dealer AUTOCREDIT ("CDAC"), are engaged primarily in the motor vehicle receivable purchasing and servicing business. ACAC and CDAC have a network of new and used third party vehicle dealers who generate vehicle receivables and sell them to the Company or other ACAC designees.

2.  AUTOMOBILE CONTRACT NOTES OFFERING

Pursuant to an Indenture dated as of February 1, 1994, with ACAC and Texas Commerce Trust National Association (the "Trustee"), the Company has issued $19,872,000 in 12% Automobile Contract Notes due December 31, 1997 (the "Notes"). The Notes require monthly interest payments payable monthly at a rate of 12% per annum. In September 1994, the Company closed the $20,000,000 offering after raising $19,872,000.

The Indenture requires that all of the Company's excess cash flow after September 30, 1996, must be deposited into a sinking fund held by the trustee for payment of the Notes. Under the terms of the Indenture, and with the approval of the Trustee in the event of default, the Company would be able to repay the Notes, in part, through sinking fund cash from collections on outstanding contracts through December 1, 1997 and sale or collection of the remaining balances on outstanding contracts at December 31, 1997.

The Company paid its offering and organizational fees and costs out of the gross sales proceeds from the Notes. These fees and costs of $1,904,000 were limited to 10.7% of the gross sales proceeds.

It is currently estimated that the Company will have insufficient sinking fund cash to pay the holders of the Company's Notes in full at maturity on December 31, 1997, due to the collection performance of contracts owned by the Company and will be in default under the terms of the indenture on the maturity date. See further discussion in Item 2 under management's discussion of liquidity and capital resources of management's intention to convert the Company's existing notes payable into common shares and a new class of preferred shares of Search.

3.  INTEREST INCOME, CONTRACT RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The Company records contract purchases at cost. An initial reserve is recorded for the difference between the remaining contractual finance amount at the time of acquisition and the acquisition cost. Contractual finance charges are initially recorded to unearned interest and recorded to interest income using the interest method. The Company evaluates the impairment of loans based on contract delinquency and other factors. Reserves are established for impaired loans to reduce the net receivable to the lower of collateral value or estimated net realizable value. Interest income is not recognized on loans where concern exists about the collectibility of the account. Reserve requirements in excess of the initial reserve are provided, as needed, through a charge to provision for credit losses.

The recorded investment and related allowance for credit losses is summarized below:

                                                        As of June 30, 1995
                                                        -------------------

                                    Number of           Total                                 Net
                                     Active             Unpaid           Unearned          Contract
                                    Contracts        Installments        Interest         Receivables
                                    ---------        ------------        --------         -----------
 Impaired contracts                           511       $3,975,000           $595,000       $3,380,000

 Unimpaired contracts                       2,610       17,929,000          3,590,000       14,339,000
                                -----------------    -------------      -------------    -------------

 Total                                      3,121      $21,904,000         $4,185,000       17,719,000
                                =================    =============      =============


 Allowance for credit losses                                                                 6,323,000
                                                                                         -------------
 Contract receivables, net, after
    allowance for credit losses                                                            $11,396,000
                                                                                         =============

                                                    As of  September 30, 1994
                                                    -------------------------

                                    Number of           Total                                Net
                                     Active             Unpaid          Unearned          Contract
                                    Contracts        Installments       Interest         Receivables
                                    ---------        ------------       --------         -----------
 Impaired contracts                           752       $7,128,000        $1,489,000       $5,639,000

 Unimpaired contracts                       2,749       23,797,000         5,703,000       18,094,000
                                -----------------    -------------    --------------    -------------


 Total                                      3,501      $30,925,000        $7,192,000       23,733,000
                                =================    =============    ==============

 Allowance for credit losses                                                                9,520,000
                                                                                        -------------


 Contract receivables, net, after
    allowance for credit losses                                                           $14,213,000
                                                                                        =============


At June 30, 1995, maturities of existing contract receivables and projected interest income on existing receivables were as follows:

                                                     12 Months Ending June 30,
                                                     -------------------------

                                       1996                  1997                   1998               Total
                                       ----                  ----                   ----               -----
 Future payments
 receivable                      $4,668,000           $10,631,000             $6,605,000         $21,904,000

 Less unearned
 interest income                (2,216,000)           (1,709,000)              (260,000)         (4,185,000)
                           ----------------   -------------------    -------------------    ----------------

                                 $2,452,000            $8,922,000             $6,345,000         $17,719,000
                           ================   ===================    ===================    ================


The above contract maturity amounts should not be regarded as a forecast of cash collections. The Company is anticipating repossession rates of 45% to 55% over the life of the loan portfolio. Management anticipates that many of the contracts will be liquidated through repossession proceeds before contract maturity. Also, a portion of the loan portfolio will be prepaid before or extended past the contract maturity date.


The change in the allowance for doubtful collections is summarized as follows:

 Balance, as of September 30, 1994                                                   $9,520,000

 Allowance recorded upon acquisition of loans                                         2,155,000


 Increase in allowance for credit losses                                              1,760,000

 Loans charged off against allowance                                                (7,112,000)
                                                                                    -----------

 Balance, June 30, 1995                                                              $6,323,000
                                                                                    ===========



In the fourth quarter of 1994, the Company adopted SFAS 114 and SFAS 118 and has accordingly restated the earlier 1994 quarters (see Note 4).

Most of the Company's contract receivables are due from individuals in the major metropolitan areas of Texas and other southern states. To some extent, realization of the receivables will be dependent on local economic conditions. The Company holds vehicle titles as collateral for all contract receivables until such receivables are paid in full. The contract receivables are pledged as collateral for the Company's Notes.

4.  ADJUSTMENT TO THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1994

In the fourth quarter of 1994, the Company elected early adoption of SFAS 114 and SFAS 118 ("SFAS 114"). This adoption results in the restatement of all prior interim periods of fiscal 1994 and affects this interest income and loss provision amounts on the three month and nine months periods ended June 30, 1994. The accompanying financial statements have been restated to reflect these items. The effect of the restatement on the results of operations for the three months and nine months ended June 30, 1994 is as follows:

                                           Nine months     Three months     Nine months    Three months
                                              ended           ended           ended           ended
                                             6/30/94          6/30/94         6/30/94         6/30/94
                                              amount          amount         per share       per share
                                              ------          ------         ---------       ---------
 Net income (loss) attributable to
 common shareholders:
 As previously reported                        $248,000         $219,000       $     248      $      219
 Effect on interest revenue of
      adopting SFAS 114                       (402,000)        (371,000)           (402)           (371)
 Effect on net loss provision of
      adopting SFAS 114                     (1,748,000)      (1,410,000)         (1,748)         (1,410)
                                           ------------     ------------       ---------     -----------
 Loss as restated                          $(1,902,000)     $(1,562,000)        $(1,902)        $(1,562)
                                           ============     ============       =========     ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is an industry specific financial services company specializing in the purchase, management, and securitization of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices ranging from $5,000 to $10,000. The Company purchases these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network") at discounts ranging generally from 40% to 55% of total unpaid installments, which installments include both principal and interest. The members of the Dealer Network generate the receivables and offer them for sale on a non-exclusive basis to the Company. Members forego some future profit on each receivable sold to the Company in exchange for an immediate return of their invested capital.

RESULTS OF OPERATIONS

Contract Purchases

Operational results are primarily driven by the Company's contract purchases. The Company's contract purchases by quarter were:

          Fiscal                    Fiscal
          Quarter                    Year                            Quantity                      Cost
          -------                    ----                            --------                      ----
            Q2                       1994                               1,077                $5,466,000
            Q3                       1994                               2,712                14,183,000
            Q4                       1994                                 420                 2,181,000
            Q1                       1995                                 302                 1,379,000
            Q2                       1995                                 314                 1,170,000
            Q3                       1995                                 583                 2,753,000
                                                                        -----               -----------
                                     Total                              5,408               $27,132,000
                                                                        =====               ===========

Comparison of  Nine Month Periods Ended June 30, 1995 and 1994

Interest revenue increased from $834,000 for the nine month period ended June 30, 1994 to $2,953,000 for the nine month period ended June 30, 1995. The increase in interest revenue is due to an increase in net contract receivables and amortization of unearned interest.

The Company purchased 1,199 contracts during the nine months ended June 30, 1995, as compared to 3,789 contracts during the nine months ended June 30, 1994. The cost of the contracts including Company loan origination costs was $5,436,000 ($4,534 per contract) for the nine months ended June 30, 1995, compared to a cost of $20,129,000 ($5,312 per contract) for the nine months ended June 30, 1994.

Interest expense increased from $562,000 for the nine month period ended June 30, 1994 to $2,209,000 for the nine month period ended June 30, 1995. The increase in interest expense is due to an increase in notes payable and the fact the Company began issuing its notes in February 1994.

Net interest income increased from $272,000 for the nine month period ended June 30, 1994 to $744,000 for the nine month period ended June 30, 1995. The increase in net interest income is due to an increase in contract receivables.

The provision for credit losses increased from $1,748,000 for the nine months ended June 30, 1994 to $1,760,000 for the nine months ended June 30, 1995, due to deterioration in contract performance.

General and administrative expenses were $426,000 for the nine months ended June 30, 1994 compared to $1,580,000 for the nine months ended June 30, 1995. General and administrative expenses consist primarily of repossession, vehicle repair, maintenance expenses, servicing fees, bank, accounting, and attorney and trustee fees. Servicing fees are paid to ACAC monthly at the current rate of $22.30 for each receivable that is not in default. The increase in general and administrative expenses is due to the increases in the average number of contracts being serviced during the 1995 period.


Comparison of  Three Month Periods Ended June 30, 1995 and 1994

For the three months ended June 30, 1995, the Company had interest revenue of $991,000 compared to $773,000 for the three months ended June 30, 1994. The increase in interest revenue was due to an increase in average contract receivables and amortization of unearned interest.

Interest expense increased from $544,000 for the three months ended June 30, 1994 to $742,000 for the three months ended June 30, 1995 due to an increase in average notes payable of $12,866,000 and the fact the Company began issuing notes payable in February of 1994.

Net interest income increased from $229,000 for the three months ended June 30, 1994 to $249,000 for the three months ended June 30, 1995 due to an increase in average contract receivables.


The provision for credit losses decreased from $1,410,000 for the three months ended June 30, 1994 to $190,000 for the three months ended June 30, 1995. The decrease in provision is primarily due to improvement in contract performance and the establishment of an adequate reserve for credit losses in prior periods.

For the three months ended June 30, 1995, the Company had general and administrative expenses of $559,000 compared to $381,000 for the three months ended June 30, 1994. General and administrative expenses consist primarily of repossession, vehicle repair, maintenance expenses, servicing fees, bank, accounting, and attorney and trustee fees. Servicing fees are paid to ACAC monthly at the current rate of $22.30 for each receivable that is not in default. The increase in general and administrative expenses is due to an increase in the average number of contracts being serviced during the 1995 period.


LIQUIDITY AND CAPITAL RESOURCES

The Company reached minimum subscription amount and began purchasing contract receivables in March 1994. The Company had completed raising the total subscription amount of $19,872,000 by September 1994, and the Company completed its initial investment of net proceeds of $17,968,000 during the fiscal quarter of calendar 1994. By applying note proceeds, surplus cash collections, and repossession proceeds, the Company has purchased a total of $27,132,000 in contract receivables through June 30, 1995.

The Company's liquidity is a function of, among other things, cash flow from receivables owned by the Company and Company expenditures.

Based on the collection performance of contracts owned by the Company, it is currently estimated that the Company will have insufficient sinking fund cash to pay the holders of the Company's Notes in full at maturity on December 31, 1997. While the sale or collection of remaining receivables after maturity may reduce the shortfall, there can be no assurance that the Company will be able to obtain a buyer for the receivables and it is unlikely that the proceeds from sale or collection will be sufficient to pay the Noteholders in full.

The Company's projected insufficient cash balance at the maturity date of the Notes payable on December 31, 1997 will constitute a default at maturity date under its indenture agreement with Texas Commerce Bank National Association ("Trustee"). With the occurrence of a default, the Trustee has the option to sell the Company's assets, to institute judicial proceedings to force complete or partial foreclosure of the Company, and to take any other appropriate actions to protect and enforce the rights and remedies of the Trustee and, the Company's noteholders. At the time of default, the collections from assets and sale proceeds of repossessed vehicles will be applied to the remaining balance due Noteholders after Trustee fees and expenses. Trustee expenses can include servicing, banking, legal, accounting, repossession, repair, liquidation and taxation expenditures.

The sinking fund begins on October 1, 1996, and the cash provided by operations and principal payments on contract receivables are to be deposited into a sinking fund trust account and no additional contracts would be purchased. The funds in the sinking fund would be invested until maturity at money market fund rates. The required sinking fund deposits would cause the Company's interest revenue and interest margin to decrease.

The Company joined in a pre-existing tax benefits sharing agreement with Search. Under the terms of this agreement, the Company is required to reimburse Search for any income tax payments made by Search on the Company's behalf and to reimburse Search for the costs accruing to the Company from any tax losses or credits of Search that are used to offset the taxable income of the Company. Search is required to reimburse the Company for benefits accruing to the other participants in the sharing agreement from any tax losses or credits of the Company that are used to offset tax payments of the other participants.

Proceeds from the Company's receivables are restricted to repayment of the Notes, the payment of interest, the payment of certain allowed expenses, including servicing fees, and, until commencement of the sinking fund period, the purchase of additional receivables. The Notes require interest payments only until maturity.

Until maturity the difference between collections and interest due each month is first applied to allowed expenses of the Company (primarily repossession, repair and maintenance expenses, servicing, investor relations and purchasing fees, bank, accounting, attorney and trustee fees, and income taxes). Prior to the sinking fund period, any remaining cash flow is invested in the purchase of additional receivables. Servicing, investor relations and purchasing fees are an allowed expense of the Company and are paid to AutoCredit. If there is a remaining unpaid balance on the Notes after maturity, the Notes will be in default, and the Note Trustee will determine which expenses are reimbursed, including whether the Company may use contract proceeds to pay servicing, investor relations and purchasing fees to ACAC.

Management is currently pursuing a plan to convert the existing notes payable into common and preferred shares of Search. It is anticipated that both the common and the preferred shares will be fully tradable securities and that the preferred shares will pay quarterly dividends at 9% per annum. The plan would necessitate that the Company file under Chapter 11 of the United States Bankruptcy Code. An ad hoc noteholder committee has been formed to determine the terms of the conversion plan with the Company. During the period from the filing of the Chapter 11 petition until the plan is approved by the noteholders and the Bankruptcy Court has issued a final order of confirmation of a reorganization plan, the Company intends to continue to use Search to service the Company's receivables until either all of the remaining receivables are collected and any repossessed vehicles are sold or until the conversion plan is consummated. If the plan of reorganization is not approved by the Bankruptcy Court, the Company may have to seek another company to service the Company's receivables since Search has indicated that, in the absence of the conversion of the notes payable into Search common and preferred shares, it may not have sufficient resources to continue the Company's receivables.

Neither Search nor any subsidiary or affiliate of Search has guaranteed repayment of the Company's Notes or has any current or future obligation to support the Company. Except for the sale and collection of the Company's receivables, the Company does not anticipate that it will have any other source of capital to satisfy the Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          AUTOMOBILE CREDIT FINANCE V, INC.

DATE:  August 4, 1995                               BY:   /s/ Lucian D. Vandergrift, III
                                                          ------------------------------
                                                          Lucian D. Vandergrift, III
                                                          Reporting Officer



DATE:  August 4, 1995                               BY:   /s/ Robert D. Idzi
                                                          ------------------------------
                                                          Robert D. Idzi
                                                          Senior Vice President, Chief
                                                          Financial Officer and Treasurer
                                                          (Principal Financial Officer)


                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule.
